Form 10-K
WACHOVIA COMMERCIAL MORT SEC INC COM MOR PS THR CER SE 03-C8
filed 2004-03-30
CIK 1270917

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-108944-01


        Wachovia Commerical Mortgage Securities, Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2003-C8

     (Exact name of registrant as specified in its charter)


   New York                                         54-2135796
                                                    54-2135797
                                                    54-6593425
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                            6
             Class A-2                           20
             Class A-3                           15
             Class A-4                           17
             Class B                              7
             Class C                              4
             Class D                              5
             Class E                              4
             Class F                              6
             Class G                              4
             Class H                              8
             Class J                              3
             Class K                              3
             Class L                              3
             Class M                              3
             Class N                              3
             Class O                              3
             Class P                              3
             Class R-I                            1
             Class R-II                           1
             Class X-C                            4
             Class X-P                            6
             Class Z                              1

             Total:                             130


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits


     Ex-(31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Clarion Partners, LLC, as Special Servicer <F1>
       b) Wachovia Bank, National Association, as Master Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Clarion Partners, LLC, as Special Servicer <F1>
       b) Wachovia Bank, National Association, as Master Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Clarion Partners, LLC, as Special Servicer <F1>
       b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On December 10, 2004, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.


        On December 24, 2003 a report on Form 8-K was filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.




   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.






                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Wachovia Commerical Mortgage Securities, Inc.
     Commercial Mortgage Pass-Through Certificates
     Series 2003-C8
     (Registrant)



  Signed: Wachovia Commerical Mortgage Securities, Inc. as Depositor


  By:     Charles L. Culbreth, Managing Director

  By: /s/ Charles L. Culbreth, Managing Director

  Dated: March 30, 2004



  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

Exhibit Index


  Ex-(31.1) Rule 13a-14(a)/15d-14(a) Certification

  Wachovia Bank Commercial Mortgage Trust,
  Commercial Mortgage Pass-Through Certificates
  Series 2003-C8 (the "Trust")

  I, Charles L. Culbreth, a Vice President of Wachovia Commercial Mortgage Securities, Inc., the depositor into the above-referenced Trust, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the servicing information required to be provided to the trustee by the master servicer and the special servicer under the pooling and servicing agreement for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in this annual report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in this annual report, the master servicer and the special servicer have fulfilled their obligations under the pooling and servicing agreement; and


  5. This annual report discloses all significant deficiencies relating to the master servicer's or special servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in this annual report.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Clarion Partners, LLC and Wells Fargo Bank Minnesota, N.A.


     Date: March 30, 2004

     /s/ Charles L. Culbreth
     Signature

     Managing Director
     Title

EX-99.1 (a)

ERNST & YOUNG (Logo)

Ernst & Young LLP
5 Times Square
New York, New York 10036-6530

Phone: (212) 773-3000
www.ey.com

Report of Independent Accountants

We have examined management's assertion, included in the accompanying Report of Management on Compliance, that Clarion Partners, LLC ("the Company") complied with all of the requirements of Section 3 of the Pooling and Servicing Agreement for the Wachovia Commercial Mortgage Securities, Inc., Commercial Mortgage Pass-Through Certificates Series 2003-C8 ("the Agreement") for the period from November 1, 2003 to December 31, 2003. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the requirements of Section 3 of the Agreement for the period from November 1, 2003 to December 31, 2003, is fairly stated, in all material respects.

This report is intended solely for the information and use of the Company, Wachovia Commercial Mortgage Securities, Inc., as Depositor, Wachovia Bank, National Association, as Master Servicer, Wells Fargo Bank Minnesota, N.A., as Trustee, the Rating Agencies, Underwriters, and the Controlling Class Representative, as defined, and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

March 11, 2004

A Member Practice of Ernst & Young Global


EX-99.1 (b)

KPMG   (logo)

KPMG LLP
Suite 2300
401 South Tryon Street
Three First Union Center
Charlotte, NC 28202-1911

Independent Accountants' Report

The Board of Directors
Wachovia Bank National Association:

We have examined management's assertion, included in the accompanying report, that the Commercial Real Estate Servicing Division of Wachovia Bank National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2003. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ KPMG LLP

March 10, 2004

KPMG LLP, a U.S. limited liability partnership, is the U.S.
member of KPMG international, a Swiss cooperative.


EX-99.2 (a)

ING (Logo)
REAL ESTATE
INVESTMENT MANAGEMENT

Report of Management on Compliance

We, as members of management of Clarion Partners, LLC (the "Company"), are responsible for complying with the requirements of Section 3 of the Pooling and Servicing Agreement for the Wachovia Commercial Mortgage Securities, Inc., Commercial Mortgage Pass-Through Certificates Series 2003-C8 (the
"Agreement"). We also are responsible for establishing and maintaining effective internal control over compliance with the requirements of Section 3 of the Agreement. We have performed an evaluation of the Company's compliance with the requirements of Section 3 of the Agreement for the period from November 1,2003 to December 31, 2003. Based on this evaluation, we assert that for the period from November 1, 2003 to December 31, 2003, the Company complied with all of the requirements of Section 3 of the Agreement.

March 11, 2004

Clarion Partners, LLC,
a New York limited liability
company, its authorized agent

By: /s/ J. Michael O'Brien
J. Michael O'Brien
Authorized Person

ING CLARION PARTNERS
230 Park Avenue, New York, NY 10169
T 212.883.2500 F 212.883.2700
E name.surname@ingclarion.com
www.ingclarion.com


EX-99.2 (b)

Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288

Wachovia Securities (logo)

Management Assertion

As of and for the year ended December 31,2003, the Commercial Real Estate Servicing Division of Wachovia Bank National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4. and VI.l., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.


/s/ Alan Kronovet                       3/10/04
Alan Kronovet                           Date
Director/Vice President
Wachovia National Bank


/s/ Steven Johnson                      3/10/04
Steven Johnson                          Date
Director
Wachovia National Bank


EX-99.3 (a)

(Logo) ING
REAL ESTATE
INVESTMENT MANAGEMENT

March 17, 2004

Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045
Attn: Corporate Trust Services, Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates Series 2003-C8

Wachovia Commercial Mortgage Securities, Inc.
301 South College Street
Charlotte, NC 28288
Attn: William J. Cohane, Director

Wachovia Bank, National Association NC 1075
8739 Research Drive URP4
Charlotte, NC 28262
Attn: Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2003 - C8

Clarion Capital, LLC
230 Park Avenue 12'h Floor
New York, NY 10169
Attn: Stephen Baines

Moody's Investors Service, Inc.
99 Church Street
New York, NY 10007
Attn: CMBS Surveillance Group

S & P Ratings Services
55 Water Street, 10th Floor
New York, NY 10041
Attn: CMBS Survci1lance Department

Citigroup Global Markets
388 Greenwich Street, 11th Floor
New York, NY 10013
Attn: Mr. David Tibbals

ABN AMRO Incorporated
55 East 52nd Street
New York, NY 10055 Attn: Frank Forelle

Goldman Sachs & Co.
85 Broad Street
New York, NY 10004
Attn: Rolf Edwards

Morgan Stanley & Co. Incorporated
1585 Broadway
New York, NY 10036
Attn: Andrew Berman

RE: Wachovia Commercial Mortgage Securities, Inc., Commercial Mortgage Pass-
    Through Certificates Series 2003-C8

Dear Sir or Madam:

This Officer's Certificate is provided to you by Clarion Partners, LLC ("Clarion") pursuant to Section 3.14 of that certain Pooling and Servicing Agreement ("PSA") dated as of November 1, 2003 relative to the above referenced securitization for which Clarion acts as Special Servicer. Capitalized terms used herein shal1 bear the meaning ascribed to them in the PSA unless otherwise defined in this letter.
ING CLARION PARTNERS
230 Park Avenue, New York, NY 10169
T 212.883,2500 F 212.883.2700
E name.surname@ingclarion.com
www.ingclarion.com

(Logo) ING
REAL ESTATE
INVESTMENT MANAGEMENT

The undersigned officer, on behalf of Clarion, hereby informs you that (i) a review of the activities of the Special Servicer and of its performance under this Agreement has been made under such officer's supervision, (ii) to the best of such officer's knowledge, based on such review, the Special Servicer has fulfilled all of its obligations under this Agreement in all material respects throughout such year, or, if there has been a default in the fulfi1lment of any such obligation, it has been noted herein, and (iii) the Special Servicer has received no notice regarding qualification, or challenging the status, of REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "grantor trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

Sincerely,

Clarion Partners, LLC
A New York limited liability company,
its authorized agent

By: /s/ J. Michael O'Brien
Authorized Person


EX-99.3 (b)

Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288

(logo)  WACHOVIA SECURITIES


OFFICER'S CERTIFICATE

Reference is hereby made to that certain Pooling and Servicing Agreement dated as of November 1, 2003, by and among Wachovia Commercial Mortgage Securities, Inc., as Depositor, Wachovia Bank, National Association, as Master Servicer, Clarion Partners, Inc., as Special Servicer, and Wells
Fargo Bank Minnesota, N.A., as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2003-C8 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 3.13 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:

1) A review of the activities of the Master Servicer during the period from November 1, 2003 through December 31, 2003 and of its performance under the Agreement during such period has been made under our supervision; and

2) To the best of our knowledge, based on such review, the Master Servicer has fulfilled all of its material obligations under this Agreement in all material respects throughout the period November 1, 2003 through December 31, 2003; and

3) The Master Servicer has received no notice regarding qualification, or challenging the status, of either REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "grantor trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 12th day of March 2004.

/s/ Timothy E. Steward
Timothy E. Steward, Director
Wachovia Bank National Association


/s/ Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank National Association




  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                              472,947.30          1,070,920.18                 0.00             163,719,079.82
   A-2                              605,354.75                  0.00                 0.00             186,550,000.00
   A-3                              895,437.84                  0.00                 0.00             241,738,000.00
   A-4                              881,540.21                  0.00                 0.00             213,104,000.00
   B                                122,509.84                  0.00                 0.00              29,227,000.00
   C                                 53,370.19                  0.00                 0.00              13,396,000.00
   D                                112,522.60                  0.00                 0.00              28,009,000.00
   E                                 54,709.79                  0.00                 0.00              13,396,000.00
   F                                 66,369.46                  0.00                 0.00              15,831,000.00
   G                                 51,054.72                  0.00                 0.00              12,178,000.00
   H                                 66,369.46                  0.00                 0.00              15,831,000.00
   J                                 30,633.67                  0.00                 0.00               7,307,000.00
   K                                 25,527.36                  0.00                 0.00               6,089,000.00
   L                                 20,421.05                  0.00                 0.00               4,871,000.00
   M                                 10,212.62                  0.00                 0.00               2,436,000.00
   N                                 20,421.05                  0.00                 0.00               4,871,000.00
   O                                 10,212.62                  0.00                 0.00               2,436,000.00
   P                                 51,055.95                  0.00                 0.00              12,178,293.84
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   X-C                               36,102.46                  0.00                 0.00                       0.00
   X-P                              497,597.34                  0.00                 0.00                       0.00
   Z                                      0.00                  0.00                 0.00                       0.00