Form 10-K/A
WACHOVIA COMMERCIAL MORT SEC INC COM MOR PS THR CER SE 03-C8
filed 2004-04-06
CIK 1270917

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A


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

   (a) Exhibits


     (31.1) Rule 13a-14(a)/15d-14(a) Certification

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

  Dated: April 5, 2004



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


     Date: April 5, 2004

     /s/ Charles L. Culbreth
     Signature

     Managing Director
     Title





EX-99.1 (a)

ERNST & YOUNG (Logo)

Ernst & Young LLP
5 Times Square
New York, New York 10036-6530

Phone: (212) 773-3000
www.ey.com



Report of Independent Certified Public Accountants

To Clarion Partners, LLC

We have examined management's assertion, included in the accompanying report titled Report of Management, that Clarion Partners, LLC (the "Company") complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the Wachovia Commercial Mortgage Securities, Inc. Commercial Mortgage Pass-Through Certificates Series 2003-C8 for the period from November 1, 2003 to December 31, 2003. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned specified minimum servicing standards for the period from November 1, 2003 to December 31, 2003, is fairly stated, in all material respects.

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






EX-99.2 (a)

ING (Logo)
REAL ESTATE
INVESTMENT MANAGEMENT

Report of Management

We, as members of management of Clarion Partners, LLC (the "Company"), are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the Wachovia Commercial Mortgage Securities, Inc. Commercial Mortgage Pass-Through Certificates Series 2003-C8. We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards for the period from November 1,2003 to December 31, 2003. Based on this evaluation, we assert that for the period from November 1, 2003 to December 31, 2003, the Company complied, in all material respects, with the specified minimum servicing standards.

March 11, 2004

Clarion Partners, LLC,
a New York limited liability
company, its authorized agent

By: /s/ J. Michael O'Brien
J. Michael O'Brien
Authorized Person

ING CLARION PARTNERS
230 Park Avenue, New York, NY 10169
T 212.883.2500 F 212.883.2700
E name.surname@ingclarion.com
www.ingclarion.com



Exhibit A

Specified Minimum Servicing Standards

Minimum Servicing Standards Applicable to Clarion Partners,LLC as Special Servicer for Wachovia Commercial Mortgage Securities, Inc. Commercial Mortgage Pass- Through Certificates Series 2003-C8

Minimum Servicing Standards                     Applicable      Not Applicable

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a
   monthly basis for all custodial bank
   accounts and related bank clearing
   accounts.                                    ___________     _____X_____

2. Funds of the servicing entity shall be
   advanced in cases where there is an
   overdraft in an investor's or a mortgagor's
   account.                                     ___________     _____X_____

3. Each custodial account shall be
   maintained at a federally insured
   depository institution in trust for the
   applicable investor.                         ___________     _____X_____

4. Escrow funds held in trust for a mortgagor
   shall be returned to the mortgagor within
   thirty (30) calendar days of payoff of the
   mortgage loan.                               ___________     _____X_____

II. Mortgage Payments

1. Mortgage payments shall be deposited into
   the custodial bank accounts and related
   bank clearing accounts within two business
   days of receipt.                             ___________     _____X_____

2. Mortgage payments made in accordance with
   the mortgagor's loan documents shall be
   posted to the applicable mortgagor records
   within two business days of receipt.         ___________     _____X_____

3. Mortgage payments shall be allocated to
   principal, interest, insurance, taxes or
   other escrow items in accordance with the
   mortgagor's loan documents.                  _____X_____     ___________

4. Mortgage payments identified as loan payoffs
   shall be allocated in accordance with the
   mortgagor's loan documents.                  _____X_____     ___________


Minimum Servicing Standards                     Applicable      Not Applicable

III. Disbursements

1. Disbursements made via wire transfer on
   behalf of a mortgagor or investor shall be
   made only by authorized personnel.           ___________     _____X_____

2. Disbursements made on behalf of mortgagor or
   investor shall be posted within two business
   days to the mortgagor's or investor's records
   maintained by the servicing entity.          ___________     _____X_____

3. Tax and insurance payments shall be made
   on or before the penalty or insurance policy
   expiration dates, as indicated on tax bills
   and insurance premium notices, respectively,
   provided that such support has been received
   by the servicing entity at least thirty (30)
   calendar days prior to these dates.          ___________     _____X_____

4. Any late payment penalties paid in
   conjunction with the payment of any tax
   bill or insurance premium notice shall be
   paid from the servicing entity's funds and
   not charged to the mortgagor, unless the
   late payment was due to the mortgagor's
   error or omission.                           ___________     _____X_____

5. Amounts remitted to investors per the
   servicer's investor reports shall agree
   with canceled checks, or other form of
   payment, or custodial bank statements.       ___________     _____X_____

6. Unused checks shall be safeguarded so
   as to prevent unauthorized access.           ___________     _____X_____


IV. Investor Accounting and Reporting

1. The servicing entity's investor reports
   shall agree with or reconcile to investors'
   records on a monthly basis as to the total
   unpaid principal balance and number of loans
   serviced by the servicing entity.            _____X_____     ___________

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan
   records shall agree with, or reconcile
   to, the records of mortgagors with respect
   to the unpaid principal balance on a monthly
   basis.                                       ___________     _____X_____

2. Adjustments on ARM loans shall be computed
   based on the related mortgage note and any
   ARM rider.                                   ___________     _____X_____


Minimum Servicing Standards                     Applicable      Not Applicable

V. Mortgage Loan Accounting (Continued)

3. Escrow accounts shall be analyzed, in
   accordance with the mortgagor's loan
   documents, on at least an annual basis.      ___________     _____X_____

4. Interest on escrow accounts shall be paid,
   or credited, to mortgagors in accordance
   with the applicable state laws. (A
   compilation of state laws relating to the
   payment of interest on escrow accounts may
   be obtained through the MBA's FAX ON DEMAND
   service. For more information, contact MBA.  ___________     _____X_____

VI. Delinquencies

1. Records documenting collection efforts
   shall be maintained during the period a
   loan is in default and shall be updated
   at least monthly. Such records shall
   describe the entity's activities in
   monitoring delinquent loans including, for
   example, phone calls, letters and mortgage
   payment rescheduling plans in cases where
   the delinquency is deemed temporary (e.g.,
   illness or unemployment).                    _____X_____     ___________

VII. Insurance Policies

1. A fidelity bond and errors and omissions
   policy shall be in effect on the servicing
   entity throughout the reporting period in the
   amount of coverage represented to investors
   in management's assertion.                   _____X_____     ___________






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