Form 10-K
period 2004-12-31
WACHOVIA COMMERCIAL MORT SEC INC COM MOR PS THR CER SE 03-C8
filed 2005-03-30
CIK 1270917

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-108944-01


        Wachovia Commericial Mortgage Securities, Inc.
        Commercial Mortgage Pass-Through Certificates
        Series 2003-C08

     (Exact name of registrant as specified in its charter)


   New York                                         54-6593425
  (State or other jurisdiction of                   54-2135796
  incorporation or organization)                    54-2135797
                                                    (I.R.S. Employer
                                                    Identification No.)


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

        Yes  ___     No  X


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


     Documents Incorporated by Reference

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


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 32.


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


  Item 9B. Other Information.

            None.


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


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Clarion Partners, LLC, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Clarion Partners, LLC, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Clarion Partners, LLC, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Wachovia Commericial Mortgage Securities, Inc.
    Commercial Mortgage Pass-Through Certificates
    Series 2003-C08
    (Registrant)


  Signed: Wachovia Commercial Mortgage Securities, Inc. as Depositor

  By:     Charles L. Culbreth, Managing Director

  By: /s/ Charles L. Culbreth, Managing Director

  Dated: March 30, 2005


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



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  CERTIFICATION

  Wachovia Commercial Mortgage Securities, Inc.,
  Commercial Mortgage Pass-Through Certificates
  Series 2003-C8 (the "Trust")

  I, Charles L. Culbreth, a Managing Director of Wachovia Commercial Mortgage Securities, Inc., the depositor into the above-referenced Trust, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the servicing information required to be provided to the trustee by the master servicer and the special servicer under the pooling and servicing, agreement for inclusion in these reports is included in these reports;

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Clarion Partners, LLC, and Wells Fargo Bank Minnesota, N.A.

     Date: March 30, 2005

     /s/ Charles L. Culbreth
     Signature

     Charles L Culbreth, Managing Director
     Wachovia Commercial Mortgage Securities, Inc.


  EX-99.1 (a)
(logo) ERNST & YOUNG

Ernst & Young LLP
5 Times Square
New York, NY 10036-6530

Phone: (212) 773-3000
www.ey.com



Report of Independent Certified Public Accountants

To Clarion Partners, LLC

We have examined management's assertion, included in the accompanying report titled Report of Management, that Clarion Partners, LLC (the "Company") complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned specified minimum servicing standards as of and for the year ended December 31, 2004, is fairly stated in all material respects.


/s/ Ernst & Young LLP


March 14, 2005



A Member Practice of Ernst & Young Global




Exhibit A


Specified Minimum Servicing Standards

Minimum Servicing Standards Applicable to
Clarion Partners, LLC as Special Servicer



                                                                       Not
Minimum Servicing Standards                            Applicable   Applicable

I. Custodial Bank Accounts

   1. Reconciliations shall be prepared on a
      monthly basis for all custodial bank accounts         X
      and related bank clearing accounts.

   2. Funds of the servicing entity shall be advanced
      in cases where there is an overdraft in an                         X
      investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a
      federally insured depository institution in trust     X
      for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall
      be returned to the mortgagor with thirty (30)                      X
      calendar days of payoff of the mortgage loan.

II. Mortgage Payments

   1. Mortgage payments shall be deposited into the
      custodial bank accounts and related bank clearing                  X
      accounts within two business days of receipt.

   2. Mortgage payments made in accordance with the
      mortgagor's loan documents shall be posted to the
      applicable mortgagor records within two business                   X
      days of receipt.

   3. Mortgage payments shall be allocated to principal,
      interest, insurance, taxes or other escrow items       X
      in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall
      be allocated in accordance with the mortgagor's                    X
      loan documents.

III. Disbursements

   1. Disbursements made via wire transfer on behalf of
      a mortgagor or investor shall be made only by          X
      authorized personnel.

   2. Disbursements made on behalf of mortgagor or
      investor shall be posted within two business days
      to the mortgagor's or investor's records maintained                X
      by the servicing entity.

   3. Tax and insurance payments shall be made on or
      before the penalty or insurance policy expiration
      dates, as indicated on tax bills and insurance
      premium notices, respectively, provided that such      X
      support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

   4. Any late payment penalties paid in conjunction
      with the payment of any tax bill or insurance
      premium notice shall be paid from the servicing
      entity's funds and not charged to the mortgagor,       X
      unless the late payment was due to the mortgagor's error or omission.

   5. Amounts remitted to investors per the servicer's
      investor reports shall agree with canceled checks,
      or other form of payment, or custodial bank                        X
      statements.

   6. Unused checks shall be safeguarded so as to
      prevent unauthorized access.                                       X

IV. Investor Accounting and Reporting

   1. The servicing entity's investor reports shall agree
      with or reconcile to investors' records on a
      monthly basis as to the total unpaid principal                     X
      balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

   1. The servicing entity's mortgage loan records shall
      agree with, or reconcile to, the records of
      mortgagors with respect to the unpaid principal                    X
      balance on a monthly basis.

   2. Adjustments on ARM loans shall be computed
      based on the related mortgage note and any ARM                     X
      rider.

   3. Escrow accounts shall be analyzed, in accordance
      with the mortgagor's loan documents, on at least        X
      an annual basis.

   4. Interest on escrow accounts shall be paid, or
      credited, to mortgagors in accordance with the
      applicable state laws. (A compilation of state laws
      relating to the payment of interest on escrow                       X
      accounts may be obtained through the MBA's
      FAX ON DEMAND service. For more information, contact MBA.

VI. Delinquencies

   1. Records documenting collection efforts shall be
      maintained during the period a loan is in default
      and shall be updated at least monthly. Such records
      shall describe the entity's activities in
      monitoring delinquent loans including, for example,     X
      phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

   1. A fidelity bond and errors and omissions policy
      shall be in effect on the servicing entity
      throughout the reporting period in the amount of        X
      coverage represented to investors in management's assertion.





  EX-99.1 (b)
(logo) KMPG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911



Independent Accountants' Report


The Board of Directors
Wachovia Bank, National Association:


We have examined management's assertion, included in the accompanying management assertion, that the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2004. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.


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


In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP

March 10, 2005



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.2 (a)
(logo) ING
REAL ESTATE
INVESTMENT MANAGEMENT


Management's Assertion on Compliance with the Specified Minimum Servicing Standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP)

Report of Management


We as members of management of Clarion Partners, LLC (the "Company") are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of and for the year ended December 31, 2004. Based on this evaluation, we assert that for the year ended December 31, 2004, the Company complied, in all material respects, with the specified minimum servicing standards. As of and for the year ended
December 31, 2004, the Company had in effect fidelity bond coverage in the amount of $10,000,000 and an errors and omissions policy in the amount of $25,000,000.


Very truly yours,


/s/ Bruce G. Morrison
Mr. Bruce G. Morrison
Managing Director


March 14, 2005



ING CLARION
230 Park Avenue, New York, NY 10169
T 212.883.2517 F 212.883.2817
E bruce.morrison@ingclarion.com
www.ingclarlon.com



Exhibit A


Specified Minimum Servicing Standards

Minimum Servicing Standards Applicable to
Clarion Partners, LLC as Special Servicer



                                                                       Not
Minimum Servicing Standards                            Applicable   Applicable

I. Custodial Bank Accounts

   1. Reconciliations shall be prepared on a
      monthly basis for all custodial bank accounts         X
      and related bank clearing accounts.

   2. Funds of the servicing entity shall be advanced
      in cases where there is an overdraft in an                         X
      investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a
      federally insured depository institution in trust     X
      for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall
      be returned to the mortgagor with thirty (30)                      X
      calendar days of payoff of the mortgage loan.

II. Mortgage Payments

   1. Mortgage payments shall be deposited into the
      custodial bank accounts and related bank clearing                  X
      accounts within two business days of receipt.

   2. Mortgage payments made in accordance with the
      mortgagor's loan documents shall be posted to the
      applicable mortgagor records within two business                   X
      days of receipt.

   3. Mortgage payments shall be allocated to principal,
      interest, insurance, taxes or other escrow items       X
      in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall
      be allocated in accordance with the mortgagor's                    X
      loan documents.

III. Disbursements

   1. Disbursements made via wire transfer on behalf of
      a mortgagor or investor shall be made only by          X
      authorized personnel.

   2. Disbursements made on behalf of mortgagor or
      investor shall be posted within two business days
      to the mortgagor's or investor's records maintained                X
      by the servicing entity.

  3. Tax and insurance payments shall be made on or
     before the penalty or insurance policy expiration
     dates, as indicated on tax bills and insurance
     premium notices, respectively, provided that such       X
     support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

  4. Any late payment penalties paid in conjunction
     with the payment of any tax bill or insurance
     premium notice shall be paid from the servicing
     entity's funds and not charged to the mortgagor,        X
     unless the late payment was due to the mortgagor's error or omission.

  5. Amounts remitted to investors per the servicer's
     investor reports shall agree with canceled checks,
     or other form of payment, or custodial bank                          X
     statements.

  6. Unused checks shall be safeguarded so as to
     prevent unauthorized access.                                         X

IV. Investor Accounting and Reporting

  1. The servicing entity's investor reports shall agree
     with or reconcile to investors' records on a
     monthly basis as to the total unpaid principal                       X
     balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

  1. The servicing entity's mortgage loan records shall
     agree with, or reconcile to, the records of
     mortgagors with respect to the unpaid principal                      X
     balance on a monthly basis.

  2. Adjustments on ARM loans shall be computed
     based on the related mortgage note and any ARM                       X
     rider.

   3. Escrow accounts shall be analyzed, in accordance
      with the mortgagor's loan documents, on at least        X
      an annual basis.

   4. Interest on escrow accounts shall be paid, or
      credited, to mortgagors in accordance with the
      applicable state laws. (A compilation of state laws
      relating to the payment of interest on escrow                       X
      accounts may be obtained through the MBA's
      FAX ON DEMAND service. For more information, contact MBA.

VI. Delinquencies

   1. Records documenting collection efforts shall be
      maintained during the period a loan is in default
      and shall be updated at least monthly. Such records
      shall describe the entity's activities in
      monitoring delinquent loans including, for example,     X
      phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

   1. A fidelity bond and errors and omissions policy
      shall be in effect on the servicing entity
      throughout the reporting period in the amount of        X
      coverage represented to investors in management's assertion.





  EX-99.2 (b)
Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288


(logo) WACHOVIA SECURITIES

Management Assertion

As of and for the year ended December 31, 2004, the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $25 million, respectively.


/s/ Alan Kronovet
Alan Kronovet
Managing Director
Wachovia Bank, National Association

3-8-05
Date


/s/ Clyde Alexander
Clyde Alexander
Director
Wachovia Bank, National Association


3-8-05
Date


/s/ Tim Steward
Tim Steward
Director
Wachovia Bank, National Association

3-8-05
Date


/s/ Tim Ryan
Tim Ryan
Director
Wachovia Bank, National Association

3-8-05
Date





  EX-99.3 (a)
(logo) ING

REAL ESTATE
INVESTMENT MANAGEMENT


March 14, 2005


Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045
Attn: Corporate Trust Services, Wachovia Bank
Commercial Mortgage Trust, Commercial
Mortgage Pass-Through Certificates Series 2003-C8

Wachovia Bank, National Association NC 1075
8739 Research Drive URP4
Charlotte, NC 28262
Attn: Wachovia Bank Commercial Mortgage Trust,
Commercial Mortgage Pass-Through Certificates,
Series 2003-C8

Moody's Investors Service, Inc.
99 Church Street
New York, NY 10007
Attn: CMBS Surveillance Group

Citigroup Global Markets
388 Greenwich Street, 11th Floor
New York, NY 10013
Attn: Mr. David Tibbals

Goldman Sachs & Co.
85 Broad Street
New York, NY 10004
Attn: Rolf Edwards

Wachovia Commercial Mortgage
Securities, Inc.
301 College Street
Charlotte, NC 28288
Attn: William J. Cohane, Director

Clarion Capital, LLC
230 Park Avenue 12th Floor
New York, NY 10169
Attn: Stephen Baines

S & P Ratings Services
55 Water Street, 10th Floor
New York, NY 10041
Attn: CMBS Suveillance Department

ABN AMRO Incorporated
55 East 52nd Street
New York, NY 10055
Attn: Frank Forelle

Morgan Stanley & Co. Incorporated
1585 Broadway
New York, NY 10036
Attn: Andrew Berman

RE: Wachovia Commercial Mortgage Securities, Inc., Commercial Mortgage
    Pass-Through Certificates Series 2003-C8

Dear Sir or Madam:

This Officer's Certificate is provided to you by Clarion Partners, LLC ("Clarion") pursuant to Section 3.14 of that certain Pooling and Servicing Agreement ("PSA") dated as of November 1, 2003 relative to the above referenced securitization for which Clarion acts as Special Servicer. Capitalized terms used herein shall bear the meaning ascribed to them in the PSA unless otherwise defined in this letter.

The undersigned officer, on behalf of Clarion, hereby informs you that (i) a review of the activities of the Special Servicer and of its performance under this Agreement has been made under such officer's supervision, (ii) to the best of such officer's knowledge, based on such review, the Special Servicer has fulfilled all of its obligations under this Agreement in all material respects throughout such year, or, if there has been a default in the fulfillment of any such obligation, it has been noted herein, and (iii) the Special Servicer has received no notice regarding qualification, or challenging the status, of REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "grantor trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.


Sincerely,


Clarion Partners, LLC
A New York limited liability company,
its authorized agent

By: /s/ Bruce G. Morrison
Bruce G. Morrison
Authorized Signatory




ING CLARION
230 Park Avenue, New York, NY 10169
T 212.883.2517 F 212.883.2817
E bruce.morrison@ingclarion.com
www.ingclarion.com





  EX-99.3 (b)
Wachovia Bank, National Association
8739 Research Drive, URP4
Charlotte, NC 28288-1075


(logo)

WACHOVIA SECURITIES


OFFICER'S CERTIFICATE


Reference is hereby made to that certain Pooling and Servicing Agreement dated as of November 1, 2003, by and among Wachovia Commercial Mortgage Securities, Inc., as Depositor, Wachovia Bank National Association, as Master Servicer, Clarion Partners, Inc., as Special Servicer, and Wells Fargo Bank Minnesota, N.A., as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2003-C8 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.


Pursuant to Section 3.13 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:


   1. A review of the activities of the Master Servicer during the period from January 1, 2004 through December 31, 2004 and of its performance under the Agreement during such period has been made under our supervision; and


   2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all of its material obligations under this Agreement in all material respects throughout the period January 1, 2004 through December 31, 2004; and


   3. The Master Servicer has received no notice regarding qualification, or challenging the status, of either REMIC I or REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "grantor trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.



IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 11th day of March 2005.



/s/ Timothy E. Steward
Timothy E. Steward, Director
Wachovia Bank National Association


/s/ Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank National Association





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            5,440,278.24         12,684,828.14                 0.00             151,034,251.68
   A-2                            7,264,257.00                  0.00                 0.00             186,550,000.00
   A-3                           10,745,254.08                  0.00                 0.00             241,738,000.00
   A-4                           10,578,482.52                  0.00                 0.00             213,104,000.00
   B                              1,470,118.08                  0.00                 0.00              29,227,000.00
   C                                649,152.03                  0.00                 0.00              13,396,000.00
   D                              1,368,481.85                  0.00                 0.00              28,009,000.00
   E                                665,227.23                  0.00                 0.00              13,396,000.00
   F                                806,726.34                  0.00                 0.00              15,831,000.00
   G                                620,574.40                  0.00                 0.00              12,178,000.00
   H                                806,726.34                  0.00                 0.00              15,831,000.00
   J                                372,354.81                  0.00                 0.00               7,307,000.00
   K                                310,287.20                  0.00                 0.00               6,089,000.00
   L                                248,219.58                  0.00                 0.00               4,871,000.00
   M                                124,135.29                  0.00                 0.00               2,436,000.00
   N                                248,219.58                  0.00                 0.00               4,871,000.00
   O                                124,135.29                  0.00                 0.00               2,436,000.00
   P                                620,589.37                  0.00                 0.00              12,178,293.84
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   X-C                              432,419.02                  0.00                 0.00             960,482,545.52
   X-P                            6,402,337.07                  0.00                 0.00             772,301,000.00